Form 10-Q
period 1995-01-01
REXON INC
filed 1995-02-15
CIK 701290

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended  January 1, 1995

                        Commission File Number  0-10886

                               REXON INCORPORATED
             (Exact name of Registrant as specified in its charter)

                     Delaware                                                   95-4317481
                     --------                                                   ----------
          (State or other jurisdiction of                                    (I.R.S. Employer
           incorporation or organization)                                   Identification No.)

                 One Progress Plaza
                     Suite 2110
              St. Petersburg, Florida                                              33701
              ------------------------                                             -----
      (Address of principal executive offices)                                   Zip Code

                                 (813) 896-9609
               Registrant's telephone number including area code


      1334 Parkview Avenue Suite # 200, Manhattan Beach, California 90266
        Former name, former address, and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                          ---

At February 3, 1995, Registrant had 10,124,646 shares of Common Stock outstanding.

(This document contains a total of 13 pages.)

PART I.  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS


                      REXON INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        January 1,                   October 2,
                                                                           1995                         1994
                                                                           ----                         ----
ASSETS

CURRENT ASSETS
         Cash and cash equivalents                                       $  2,466                     $  2,045
         Trade accounts receivable, less
                 allowance of $1,774 (1995)
                 and $1,343 (1994)                                         39,712                       36,885
         Inventories                                                       24,982                       26,538
         Prepaid expenses and other current
         assets                                                             2,428                        2,016
                                                                         --------                     --------

         TOTAL CURRENT ASSETS                                              69,588                       67,484

GOODWILL, LESS ACCUMULATED
    AMORTIZATION                                                           11,930                       12,444

PROPERTY, EQUIPMENT AND LEASEHOLD
    IMPROVEMENTS                                                           37,680                       36,871
    Less: Accumulated depreciation and
         amortization                                                     (25,864)                     (24,687)
                                                                         --------                     --------
                                                                           11,816                       12,184
CAPITALIZED SOFTWARE, NET OF
    ACCUMULATED AMORTIZATION                                                6,665                        5,777

OTHER ASSETS                                                                3,162                        2,495
                                                                         --------                     --------
                                                                         $103,161                     $100,384
                                                                         ========                     ========



See notes to consolidated financial statements.

PART I.  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                      REXON INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                January 1,                October 2,
                                                                                   1995                      1994
                                                                                   ----                      ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade accounts payable                                                       $ 26,077                 $  28,148
    Accrued other expenses                                                          8,222                     9,005
    Accrued income taxes                                                            3,510                     3,124
    Current portion of long-term obligations                                          386                       387
                                                                                   ------                   -------

         TOTAL CURRENT LIABILITIES                                                 38,195                    40,664

LONG-TERM OBLIGATIONS                                                              23,625                    18,631

OTHER                                                                               2,469                     2,643

Redeemable convertible preferred stock, $.01 par value;
   authorized 1,000,000 shares; issued and outstanding
   480,000 shares at January 1, 1995 and at  October 2, 1994                        4,800                     4,800

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value;
         authorized 15,000,000 shares;
         issued and outstanding 10,097,000 shares
         at January 1, 1995 and 10,054,000  shares
         at October 2, 1994                                                           101                       101
    Additional paid-in capital -- common stock                                     50,284                    50,129
    Accumulated deficit                                                           (16,313)                  (16,584)
                                                                                  --------                  --------

                                                                                   34,072                    33,646
                                                                                   ------                    ------

                                                                                 $103,161                  $100,384
                                                                                 ========                  ========

See notes to consolidated financial statements.                   3

PART I.  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS


                      REXON INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                  FOR THE FISCAL PERIODS ENDED JANUARY 1, 1995
                              AND JANUARY 2, 1994
                    (in thousands, except per share amounts)


                                                                Quarter Ended
                                              January 1,                        January 2,
                                                 1995                              1994
                                                 ----                              ----
Net Sales                                       $52,667                           $47,882
Cost of Goods Sold                               39,564                            35,980
                                                 ------                            ------
                                                 13,103                            11,902
                                                 ------

Selling, general and administrative               9,505                             9,068
Research and development                          2,476                             2,638
Other, net                                          761                               193
                                               --------                          --------
                                                 12,742                            11,899
                                                 ------                            ------

Net income (loss) before income taxes               361                                 3
Income taxes                                         30                               -0-
                                             ----------                       -----------

  Net Income                                  $     331                         $       3
                                              =========                         =========

  Net income per share attributable to
        common stock:
        Primary                                 $   .03                           $   NIL
                                                =======                           =======
        Fully Diluted                           $   .03                           $   NIL
                                                =======                           =======


Weighted average shares outstanding
     Primary                                     10,294                             9,531
     Fully Diluted                               10,411                             9,531



See notes to consolidated financial statements.

PART I.  FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                      REXON INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE  MONTHS ENDED JANUARY 1, 1995
                              AND JANUARY 2, 1994
                                 (in thousands)

                                                                                        Three Months Ended
                                                                                     January 1,     January 2,
                                                                                       1995           1994
                                                                                       ----           ----
OPERATING ACTIVITIES:
    Net income:                                                                        $   331       $     3
         Depreciation and amortization                                                   2,072         2,183
         Provision for doubtful accounts                                                   389           310
             Changes in operating assets and liabilities:
             Accounts receivable                                                        (3,216)       (1,436)
             Inventories and prepaid expenses, net                                       1,144          (974)
             Accounts payable and accrued expenses                                      (3,028)       (1,165)
             Accrued and Deferred Income taxes                                             386           -0-
                                                                                       -------       -------
         Net cash used in operating activities                                          (1,922)       (1,079)
                                                                                       -------       -------

INVESTING ACTIVITIES:
    Purchases of property and equipment                                                   (809)         (895)
    Increase in capitalized software, licenses and other assets                         (1,936)       (1,011)
    Cash acquired in acquisition of Cal-Emeritus                                             0           185
                                                                                       -------       -------
         Net cash used in investing activities                                          (2,745)       (1,721)
                                                                                       -------       -------

FINANCING ACTIVITIES:
    Net proceeds (payments) on line of credit and long term obligations                  4,993            (4)
    Proceeds from issuance of common and preferred stock                                   155           136
    Preferred dividends paid                                                               (60)          -0-
                                                                                       -------       -------
         Net cash provided by financing activities                                       5,088           132
                                                                                       -------       -------

Increase (decrease)  in cash and cash equivalents                                          421        (2,668)
Cash and cash equivalents at beginning of period                                         2,045         3,273
                                                                                       -------       -------
Cash and cash equivalents at end of period                                             $ 2,466       $   605
                                                                                       =======       =======

See notes to consolidated financial statements.

PART I.  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                      Three Months Ended
                                                                                January 1,          January 2,
                                                                                   1995               1994
                                                                                   ----               ----
  Cash Paid For:
      Interest                                                                    $ 589                $ 183
      Income Taxes                                                                $ -0-                $ -0-

PART I.  FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                      REXON INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended January 1, 1995 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto for the year ended October 2, 1994, included in the 1994 Annual Report to Stockholders.

Certain reclassifications have been made to prior year amounts to conform with current year classifications.

NOTE B -- INVENTORIES

Inventories consist of the following:

                                                            January 1,                  October 2,
                                                               1995                        1994
                                                            ---------                   ---------
                                                                        (in thousands)
            Raw materials                                    $12,105                      $14,255
            Work-in-process                                    8,352                        7,870
            Finished products                                  4,525                        4,413
                                                             -------                      -------
                                                             $24,982                      $26,538
                                                             =======                      =======

PART I.  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

NOTE C -- INCOME PER SHARE

  Per share data is based on the weighted average number of shares outstanding and common stock equivalents, excluding those common stock equivalents that would have the effect of being anti-dilutive.

  Income per share computations limit the assumption of the repurchase of treasury shares to a maximum of twenty percent of the outstanding shares of the Company, with the remaining pro forma proceeds, where applicable, being applied to reduce interest-bearing liabilities. Accordingly, interest expense based on the Company's average cost of funds is reduced, and net income is increased.

  For purposes of the income per share computations, the net income attributable to common stock was computed by deducting preferred stock dividends from the Company's reported net income for the period.

PART I.  FINANCIAL INFORMATION

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated the percentages which certain items of expense or income bear to the Company's net sales.

                                                                 Percentage of Net Sales
                                                                      Quarter Ended
                                                                 -----------------------
                                                                 1/1/95           1/2/94
                                                                 ------           ------
  Net sales                                                       100%             100%
  Cost of goods sold                                               75%              75%
  Selling, general and administrative                              18%              19%
  Research & development                                            5%               6%
  Other, net                                                        1%              NIL
  Net income before income taxes                                    1%              NIL
  Net income                                                        1%              NIL

  Net sales increased $4.8 million or 10% in the first fiscal quarter of fiscal 1995 compared with the same quarter in fiscal 1994. This quarter's net sales reflects an increase of $ 3.4 million of the Company's hardware products, a $ .7 million increase of software products and a $ .7 million increase in multimedia products.

  Cost of goods sold as a percentage of net sales remained constant at 75% for the first fiscal period in both fiscal 1995 and fiscal 1994. The relocation of substantially all of the Company's manufacturing operations to Singapore in fiscal 1994 has helped to reduce manufacturing costs and the Company is continuing its efforts to reduce manufacturing costs in future fiscal periods through re-design and engineering efforts.

  Selling, general and administrative expenses decreased from 19% of sales in the first fiscal quarter of 1994 to 18% for the first fiscal quarter of 1995. This decrease in percentage was due to the 10% increase in net sales as compared to an increase of only 5% in selling, general and administrative expenses. The increase in selling, general and administrative expenses was anticipated and relates to relocation costs (to be expensed in fiscal 1995) resulting from the Company's fiscal 1994 restructuring. Management does not anticipate any changes in connection with its previous restructuring plans.

  Research and development expenditures decreased to 5% of net sales in the first quarter of fiscal 1995 compared with 6% in the same period of fiscal 1994. This decrease was also primarily due to the 10% increase in net sales; comparatively, research and development expenditures decreased by $.2 million or 6%. The Company continues to work on the development of new products and new methods to reduce manufacturing costs of the Company's existing products, while completing the combination and consolidation of resources among various subsidiaries, which is expected to be completed in fiscal 1995.

PART I.  FINANCIAL INFORMATION

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

  Other expenses increased to 1% of sales in the first fiscal quarter of 1995. This increase is primarily comprised of $.2 million from exchange rate fluctuations relating to the Company's Singapore operations and $.25 million in additional interest expense as a result of higher interest rates and an increase of $5 million in the outstanding balance of long term debt.

  Income from continuing operations before income taxes as a percent of net sales increased to 1% in the first fiscal quarter of 1995 from break even in the same period of fiscal 1994. The significant increase in selling, general and administrative expenses resulting from the relocation and consolidation activities had a material impact on net income for the period.

  As of January 1, 1995, the Company's balance of cash and cash equivalents was $2.5 million compared to $2.0 million at October 2, 1994. Net cash used by operating activities amounted to $1.9 million after taking into account an increase of $3.2 million in accounts receivable, a $1.1 million decrease in inventories and prepaid expenses, and a $3.0 million decrease in accounts payable and accrued expenses. Major cash expenditures for the period included the purchase of $.8 million of capital equipment; in addition, $1.9 million of software license and other costs were capitalized. $5.0 million was provided from the Company's line of credit to offset the negative cash flows in operating and investing activities.

  The Company entered into a new secured revolving credit agreement with Sanwa Business Credit Corporation in October 1994 (amended in November 1994 and December 1994) (the "Credit Agreement"), which provides for a total line of credit of up to $25 million, consisting of advances against eligible domestic and foreign accounts receivable. The advances under the credit agreement are limited to eighty percent (80%) of eligible domestic accounts and sixty percent (60%) of eligible foreign accounts up to a maximum advance on eligible foreign accounts of $7.5 million. The financial covenants were modified in December 1994 to reflect the reorganization and other costs incurred in the fourth fiscal quarter of 1994. These covenants require the Company to meet quarterly profit levels, specified leverage ratios, and certain levels of tangible net worth. At January 1, 1995, the Company had approximately $6 million in unused credit available under the agreement.

The Company believes that its current level of cash, together with cash flow from operations and its line of credit, should be adequate to meet its current operating and capital requirements, assuming level to higher revenues. However, any significant decline in product shipments could materially and adversely affect the Company's ability to access funds under its credit line; in such event, the Company would likely be required to seek additional financing, and such may not be available. Regardless of credit availability under its existing credit line, the Company is exploring additional financing which would be used for additional working capital and for increased marketing initiatives.

PART II.  OTHER INFORMATION

ITEMS 1 THROUGH 5 - Not Applicable

ITEM 6 - Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

         11.1    Statement of Computation of Per Share Earnings.

(b) No reports on Form 8-K were filed during the fiscal quarter covered by this Report on Form 10-Q.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                     REXON INCORPORATED
                                     (Registrant)




Dated: February 14, 1995             /S/ Irvin R. Reuling
                                     ----------------------------------------
                                     Irvin R. Reuling
                                     Chief Financial Officer & Secretary
                                     (Principal Financial and
                                     Accounting Officer)