Form 10-Q
period 1995-04-02
REXON INC
filed 1995-05-17
CIK 701290

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended April 2, 1995

Commission File Number 0-10886

                               REXON INCORPORATED
             (Exact name of Registrant as specified in its charter)

                  Delaware                                   95-4317481
                  --------                                   ----------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

             One Progress Plaza
                Suite 2110
           St. Petersburg, Florida                             33701
           -----------------------                             -----
   (Address of principal executive offices)                   Zip Code

                                 (813) 896-9609
               Registrant's telephone number including area code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

At May 1, 1995, Registrant had 10,358,872 shares of Common Stock outstanding.

(This document contains a total of 28 pages.)

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      REXON INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                             April 2,                October 2,
                                                             1995                        1994
                                                             ----                        ----
                                                          (Unaudited)
ASSETS

CURRENT ASSETS
         Cash and cash equivalents                             $ 1,119                  $ 2,045
         Trade accounts receivable, less
             allowance of $1,900 (1995)
             and $1,343 (1994)                                  39,916                   36,885
         Inventories                                            28,924                   26,538
         Prepaid expenses and other current
             assets                                              2,632                    2,016
                                                                 -----                    -----

             TOTAL CURRENT ASSETS                               72,591                   67,484

GOODWILL, LESS ACCUMULATED
    AMORTIZATION                                                11,362                   12,444

PROPERTY, EQUIPMENT AND LEASEHOLD
    IMPROVEMENTS                                                39,443                   36,871
    Less:  Accumulated depreciation and
         amortization                                          (26,921)                 (24,687)
                                                               --------                 --------
                                                                12,522                   12,184

CAPITALIZED SOFTWARE, NET OF
    ACCUMULATED AMORTIZATION                                     7,451                    5,777

OTHER ASSETS                                                     3,179                    2,495
                                                                 -----                    -----
                                                              $107,105                 $100,384
                                                              ========                 ========

See Notes to consolidated financial statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      REXON INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                    April 2,                  October 2,
                                                                      1995                        1994
                                                                      ----                        ----
                                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
    Trade accounts payable                                          $ 29,508                   $ 28,148
    Accrued other expenses                                             6,953                      9,005
    Accrued income taxes                                               3,472                      3,124
    Current portion of long-term obligations                             542                        387
                                                                     -------                    -------

         TOTAL CURRENT LIABILITIES                                    40,475                     40,664

LONG-TERM OBLIGATIONS                                                 23,772                     18,631

OTHER                                                                  2,204                      2,643

REDEEMABLE convertible preferred stock, $.01 par value;
  authorized 1,000,000 shares; issued and outstanding
  480,000 shares at April 2, 1995 and at October 2, 1994               4,800                      4,800

STOCKHOLDER'S EQUITY
    Common Stock, $.01 par value;
         authorized 15,000,000 shares;
         issued and outstanding 10,343,000 shares
         at April 2, 1995 and 10,054,000 shares
         at October 2, 1994                                              103                        101
  Additional paid-in capital -- common stock                          51,401                     50,129
  Accumulated deficit                                                (15,650)                   (16,584)
                                                                    --------                   --------

                                                                      35,854                     33,646
                                                                    --------                   --------

                                                                    $107,105                   $100,384
                                                                    ========                   ========


See notes to consolidated financial statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      REXON INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                   FOR THE FISCAL PERIODS ENDED APRIL 2, 1995
                               AND APRIL 3, 1994
                    (in thousands, except per share amounts)


                                                             Quarter Ended                     Six Months Ended
                                                             -------------                    -----------------
                                                        April 2,       April 3,          April 2,           April 3,
                                                          1995           1994              1995               1994
                                                          ----           ----              ----               ----
                                                                               (Unaudited)
Net Sales                                               $48,708        $51,855           $101,375           $99,737
Cost of Goods Sold                                       36,384         38,940             75,948            74,920
                                                        -------        -------           --------           -------
                                                         12,324         12,915             25,427            24,817
                                                        -------        -------           --------           -------

Selling, general and administrative                       8,374          9,027             17,879            18,095
Research and development                                  2,491          3,602              4,967             6,240
Other, net                                                  706            251              1,467               444
                                                        -------        -------           --------           -------
                                                         11,571         12,880             24,313            24,779
                                                        -------        -------           --------           -------

Net income before income taxes                              753             35              1,114                38
Income taxes                                                 30            -0-                 60               -0-
                                                        -------        -------           --------           -------

Net Income                                              $   723        $    35           $  1,054           $    38
                                                        =======        =======           ========           =======

Net income per share attributable to
         Common stock:
         Primary                                        $   .06        $   NIL           $    .09           $   NIL
                                                        =======        =======           ========           =======
         Fully Diluted                                  $   .06        $   NIL           $    .09           $   NIL
                                                        =======        =======           ========           =======


Weighted average shares outstanding
         Primary                                         10,522          9,816             10,408             9,673
         Fully Diluted                                   10,522          9,816             10,408             9,673


See Notes to consolidated financial statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      REXON INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED APRIL 2, 1995
                               AND APRIL 3, 1994
                                 (in thousands)

                                                                                         Six Months Ended
                                                                                         ----------------
                                                                                       (Unaudited)
                                                                              April 2,                 April 3,
                                                                                1995                     1994
                                                                                ----                    -----
OPERATING ACTIVITIES:
   Net income:                                                                $ 1,054                  $    38
     Depreciation and amortization                                              4,083                    4,315
     Provision for doubtful accounts                                              632                      565
       Changes in operating assets and liabilities:
       Accounts receivable                                                     (3,663)                  (4,440)
       Inventories and prepaid expenses, net                                   (3,002)                   4,397
       Accounts payable and accrued expenses                                   (1,131)                  (4,470)
       Accrued and deferred income taxes                                          348                      -0-
                                                                              -------                  -------

  Net cash used in operating activities                                        (1,679)                     405
                                                                              -------                  -------

INVESTING ACTIVITIES:
  Purchases of property and equipment                                          (1,784)                  (3,053)
  Increase in capitalized software, licenses and other assets                  (3,125)                  (2,365)
  Cash acquired in acquisition of Cal-Emeritus                                      0                      185
                                                                              -------                  -------

         Net cash used in investing activities                                 (4,909)                  (5,233)
                                                                              -------                  -------
FINANCING ACTIVITIES:
  Net proceeds from line of credit and long term obligations                    4,508                    3,077
  Proceeds from issuance of common stock                                        1,274                      707
  Preferred dividends paid                                                       (120)                     (85)
                                                                              -------                  -------

         Net cash provided by financing activities                              5,662                    3,699
                                                                              -------                  -------

Decrease in cash and cash equivalents                                            (926)                  (1,129)
Cash and cash equivalents at beginning of period                                2,045                    3,273
                                                                              -------                  -------
Cash and cash equivalents at end of period                                    $ 1,119                  $ 2,144
                                                                              =======                  =======



See notes to consolidated financial statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                        Six Months Ended
                                                                 ------------------------------
                                                                 April 2,              April 3,
                                                                  1995                  1994
                                                                  ----                  ----
Cash Paid For:
         Interest                                                 $874                   $448
         Income Taxes                                             $-0-                   $-0-

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      REXON INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended April 2, 1995 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto for the year ended October 2, 1994, included in the 1994 Annual Report to Stockholders.

Certain reclassifications have been made to prior year amounts to conform with current year classifications.

NOTE B -- INVENTORIES

Inventories consist of the following:

                                                    April 2,       October 2,
                                                      1995            1994
                                                    -------          -------
                                                          (in thousands)
 Raw materials                                      $16,408          $14,255
 Work-in-process                                      6,803            7,870
 Finished products                                    5,713            4,413
                                                    -------          -------
                                                    $28,924          $26,538
                                                    =======          =======

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NOTE C -- INCOME PER SHARE

Per share data is based on the weighted average number of shares outstanding and common stock equivalents, excluding those common stock equivalents that would have the effect of being antidilutive.

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

PART 1.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentages which certain items of expense or income bear to the Company's net sales.

                                                                          Percentage of Net Sales
                                                                 Quarter Ended               Six Months Ended
                                                                 -------------               ----------------
                                                            4/2/95           4/3/94      4/2/95           4/3/94
                                                            ------           ------      ------           ------
Net sales                                                    100%             100%        100%             100%
Cost of goods sold                                            75%              75%         75%              75%
Selling, general and administrative                           17%              18%         18%              18%
Research & development                                         5%               7%          5%               7%
Other, net                                                     1%              NIL          1%              NIL
Net income before income taxes                                 2%              NIL          1%              NIL
Net income                                                     1%              NIL          1%              NIL

Net sales decreased by $3.1 million or 6% in the second quarter of fiscal 1995 compared with the same quarter in fiscal 1994 and increased by $1.6 million or 2% for the first six months of fiscal 1995 over the same period of fiscal 1994. The second quarter drop in revenue was due to a $1.4 million decrease in sales of the Company's software products, and a $2.3 million decrease in sales of the Company's hardware products, partially offset by an increase of $.6 million of the Company's multimedia products. Software sales were negatively affected by the change in the marketing focus from OEM to distribution. The Company believes that the decline in hardware sales may have resulted from market uncertainties arising out of 3M's announcement of its new Travan tape format. The increase for the first six months was comprised of an increase of $1.0 million of the Company's hardware products, an increase of $1.4 million of the Company's multimedia products and a decrease of $.8 million of the Company's software products.

Cost of goods sold as a percentage of net sales remained constant at 75% for the second fiscal quarter of fiscal 1995 as compared to the same period of fiscal 1994 and was also constant for the first six months of both fiscal 1995 and fiscal 1994. The Company is continuing its efforts to reduce manufacturing costs and to increase its sales of newer, more highly margined products.

Selling, general and administrative expenses decreased as a percentage of net sales in the second quarter of fiscal 1995 to 17% from 18% in the second quarter of fiscal 1994. Selling, general and administrative expenses remained constant at 18% for the first six months of fiscal 1995 as compared to the first six months of fiscal 1994. The second quarter results reflect the reversal of $.6 million in various accruals expensed in the first fiscal quarter of 1995 that were deemed no longer required, the majority being bonus accruals which were not awarded. Additional selling, general and administrative expenses are expected to be incurred and expensed during the last two quarters of fiscal 1995 relating to relocation costs resulting from the Company's fiscal 1994 restructuring. Management does not anticipate any material changes in connection with its previous restructuring plans.

Research and development expenditures decreased to 5% of net sales in the second quarter and first six months of fiscal 1995, compared with 7% in the same periods of fiscal 1994. The Company continues to work on the development of new hardware, software and multi-media products and new methods to reduce manufacturing costs of the Company's existing products, while completing the combination and consolidation of resources among various subsidiaries, which is expected to be completed in fiscal 1995.

Other expenses increased to 1% of sales for both the second fiscal quarter and first six months of fiscal 1995. This increase is primarily comprised of $.2 million from exchange rate fluctuations relating to the Company's Singapore operations and $.5 million in additional interest expenses as a result of higher interest rates and an increase of $5 million in the outstanding balance of long term debt.

Income before income taxes as a percent of net sales increased to 2% in the second quarter of fiscal 1995 from break even in fiscal 1994 and in the first six months of fiscal 1995 compared to the first six months of fiscal 1994 increased to 1% from breakeven.

As of April 2, 1995, the Company's balance of cash and cash equivalents was $1.1 million compared to $2.0 million at October 2, 1994. For the first six months of fiscal 1995, net cash used by operating activities amounted to $1.7 million after taking into account an increase of $3.7 million in accounts receivable, a $3.0 million increase in inventories and prepaid expenses and a $1.1 million decrease in accounts payable and accrued expenses. Major cash expenditures for investing activities for the period included the purchase of $1.8 million of capital equipment; in addition, $3.1 million of software license and other costs were capitalized. Cash generated from financing activities include $4.5 million provided from the Company's line of credit and $1.3 million from issuance of common stock which offset the negative cash flows in operating and investing activities.

The Company entered in to a secured revolving credit agreement with Sanwa Business Credit Corporation in October 1994 (amended from time to time through April 1995) (the "Credit Agreement"), which provides for a total line of credit of up to $25 million, consisting of advances against eligible domestic and foreign accounts receivable. The advances under the credit agreement are limited to eighty percent (80%) of eligible domestic accounts and seventy-five percent (75%) of eligible foreign accounts up to a maximum advance on eligible foreign accounts of $10 million. The credit agreement has financial covenants that require the Company to meet quarterly profit levels, specified leverage ratios, and certain levels of tangible net worth. At April 2, 1995 the Company was out of compliance with the Ratio of Indebtedness to Consolidated Tangible Net Worth. The covenant requires the ratio to be less than or equal to 2.5 to 1 at fiscal quarter end and the actual ratio was 2.72 to 1. The Company has received a waiver from Sanwa Business Credit Corporation for the current quarter.

The Company believes that its current level of cash, together with cash flow from operations and its line of credit, should be adequate to meet its current operating and capital requirements, assuming level to higher revenues. Revenues declined 6% in the second fiscal quarter, and any further significant decline in product shipments could materially and adversely affect the Company's ability to access funds under its credit line; in such event, the Company would likely be required to seek additional financing, and such may not be available. Regardless of whether or not credit is available under its existing credit line, the Company is actively exploring subordinated debt and/or equity financing which would be used for additional working capital.

PART II.         OTHER INFORMATION

ITEMS 1 THROUGH 3 - Not Applicable

ITEM 4 - Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held March 16, 1995.

At such meeting, the following persons were duly elected as the Class I directors of the Company: Stanley D. Czerwinski and Irvin R. Reuling. Such persons, together with Robert C. Genesi, Charles E. Moran, Henry E. Oberle, Edmund H. Shea, Jr. and Kanwal S. Rekhi comprised the members of the Board of Directors following such meeting. Mr. Czerwinski subsequently resigned as a director on May 4, 1995, due to demands placed on his time by other business and personal matters.

ITEM 5 - Not Applicable

ITEM 6 - Exhibits and Reports on Form 8-K

(a)  The following exhibits are included herein:

         10.1 Third Amendment to Loan and Security Agreement, dated March 24, 1995.

         10.2 Fourth Amendment to Loan and Security Agreement, dated April 15, 1995.

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



                                       REXON INCORPORATED
                                       (Registrant)


Dated:  May 15, 1995


                                        /S/Irvin R. Reuling
                                        ------------------------------------
                                        Irvin R. Reuling
                                        Chief Financial Officer & Secretary
                                        (Principal Financial and
                                        Accounting Officer)