Form 10-Q
period 1995-07-02
REXON INC
filed 1995-08-16
CIK 701290

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended July 2, 1995

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

                                 (813) 896-9609
               Registrant's telephone number including area code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
At August 1, 1995, Registrant had 10,376,157 shares of Common Stock outstanding.

(This document contains a total of 15 pages.)

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                      REXON INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (in thousands)



                                                             July 2,                   October 2,
                                                              1995                       1994
                                                              ----                       ----
ASSETS

CURRENT ASSETS
         Cash and cash equivalents                            $    786                  $ 2,045
         Trade accounts receivable, less
             allowance of $2,122 (1995)
             and $1,343 (1994)                                  37,981                    36,885
         Inventories                                            25,423                    26,538
         Net assets of business held for sale                    4,056                         0
         Prepaid expenses and other current
             assets                                              2,814                     2,016
                                                              --------                  --------
             TOTAL CURRENT ASSETS                               71,060                    67,484

GOODWILL, LESS ACCUMULATED
    AMORTIZATION                                                     0                    12,444

PROPERTY, EQUIPMENT AND LEASEHOLD
    IMPROVEMENTS                                                38,100                    36,871
    Less:  Accumulated depreciation and
         amortization                                          (26,611)                  (24,687)
                                                              --------                  --------
                                                                11,489                    12,184

CAPITALIZED SOFTWARE, NET OF
    ACCUMULATED AMORTIZATION                                         0                     5,777

OTHER ASSETS                                                     2,042                     2,495
                                                              --------                  --------
                                                              $ 84,591                  $100,384
                                                              ========                  ========

See Notes to consolidated financial statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      REXON INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (in thousands)


                                                                     July 2,            October 2,
                                                                      1995                 1994
                                                                    --------             --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                                            $ 35,644             $ 28,148
  Accrued other expenses                                               8,195                9,005
  Accrued income taxes                                                 1,467                3,124
  Current portion of long-term obligations                            20,175                  387
                                                                    --------             --------
         TOTAL CURRENT LIABILITIES                                    65,481               40,664

LONG-TERM OBLIGATIONS                                                  4,877               18,631

OTHER                                                                  1,959                2,643

CONTINGENCIES (Note E)

REDEEMABLE convertible preferred stock, $.01 par value;
  authorized 1,000,000 shares; issued and outstanding
  480,000 shares at July 2, 1995 and at October 2, 1994                4,800                4,800

COMMON STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value;
     authorized 15,000,000 shares;
     issued and outstanding 10,376,000 shares
     at July 2, 1995 and 10,054,000 shares
     at October 2, 1994                                                  103                  101
  Additional paid-in capital -- common stock                          51,487               50,129
  Accumulated deficit                                                (44,116)             (16,584)
                                                                    --------             --------

  Total Stockholders' Equity                                           7,474               33,646
                                                                    --------             --------
                                                                    $ 84,591             $100,384
                                                                    ========             ========


See Notes to consolidated financial statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      REXON INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE FISCAL PERIODS ENDED JULY 2, 1995
                                AND JULY 3, 1994
                                  (Unaudited)
                    (in thousands, except per share amounts)

                                                          Quarter Ended                  Nine  Months Ended
                                                    -----------------------          -------------------------
                                                     July 2,       July 3,           July 2,           July 3,
                                                      1995           1994              1995             1994
                                                    --------       --------          --------         --------
Net Sales                                           $ 38,360       $ 49,133          $132,838         $141,861
Cost of Goods Sold                                    36,338         37,467           109,437          109,906
Other Costs                                            2,824              0             2,824                0
                                                    --------       --------          --------         --------
                                                        (802)        11,666            20,577           31,955
                                                    --------       --------          --------         --------
Selling, general and administrative                    7,025          8,418            20,812           23,413
Research and development                               2,173          2,774             6,661            8,317
Other, net                                               815            366             2,273              893
Restructuring and Reorganization                       2,644              0             2,644                0
                                                    --------       --------          --------         --------
                                                      12,657         11,558            32,390           32,623
                                                    --------       --------          --------         --------

Income (loss) before discontinued business
     and income taxes                                (13,459)           108           (11,813)            (668)
Income taxes (benefit)                                (2,060)            12            (2,000)             (78)
                                                    --------       --------          --------         --------
Income (loss) from continuing operations
     before discontinued operations                  (11,399)            96           ( 9,813)            (590)
                                                    --------       --------          --------         --------
Discontinued Operations
Income (loss) on discontinued business
(less applicable income taxes of
$10 and $100 for the three and nine months
ended July 3, 1994, respectively)                       (866)           124            (1,398)             848

Loss on disposal of discontinued business            (16,141)             0           (16,141)               0
                                                    --------       --------          --------         --------
Net income (loss)                                    (28,406)           220           (27,352)             258
Dividends on preferred stock                             (60)           (60)             (180)            (145)
                                                    --------       --------          --------         --------
Net income (loss) attributable to common stock      ($28,466)          $160          ($27,532)            $113
                                                    ========       ========          ========         ========
Net income (loss) per share attributable to
Common stock:
         Continuing operations                        ($1.11)         $0.01            ($0.97)          ($0.07)
         Discontinued operations                       (1.64)          0.01             (1.71)            0.08
                                                    ========       ========          ========         ========
Net income (loss) per share                           ($2.75)         $0.02            ($2.68)           $0.01

Weighted average shares outstanding                   10,361         10,535            10,268           10,350



See Notes to consolidated financial statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      REXON INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED JULY 2, 1995
                                AND JULY 3, 1994
                                  (Unaudited)
                                 (in thousands)

                                                                                         Nine Months Ended
                                                                                -------------------------------
                                                                                 July 2,                 July 3,
                                                                                  1995                    1994
                                                                                -------                 -------
OPERATING ACTIVITIES:
   Net income (loss):                                                          ($27,352)                    258
    Restructuring, reorganization and other costs                                 5,468                       0
     Depreciation and amortization                                                5,937                   6,612
     Provision for doubtful accounts                                                804                     927
     Accrued and deferred income taxes                                           (1,657)                     22
     Loss on disposal of business                                                16,141                       0
       Changes in operating assets and liabilities:
       Accounts receivable                                                       (2,933)                 (2,281)
       Inventories and prepaid expenses, net                                     (3,178)                   (383)
       Accounts payable and accrued expenses                                      4,035                  (2,789)
                                                                                -------                 -------
  Net cash provided by (used in) operating activities                            (2,735)                  2,366
                                                                                -------                 -------
INVESTING ACTIVITIES:
  Purchases of property and equipment                                            (2,100)                 (3,879)
  Increase in capitalized software, licenses and other assets                    (3,140)                 (4,116)
  Cash acquired in acquisition of Cal-Emeritus                                        0                     185
                                                                                -------                 -------
         Net cash used in investing activities                                   (5,240)                 (7,810)
                                                                                -------                 -------
FINANCING ACTIVITIES:
  Net proceeds from line of credit and long term obligations                      5,536                   3,666
  Proceeds from issuance of common stock                                          1,360                   1,050
  Preferred dividends paid                                                         (180)                   (145)
                                                                                -------                 -------
         Net cash provided by financing activities                                6,716                   4,571
                                                                                -------                 -------
Decrease in cash and cash equivalents                                            (1,259)                   (873)
Cash and cash equivalents at beginning of period                                  2,045                   3,273
                                                                                -------                 -------
Cash and cash equivalents at end of period                                      $   786                 $ 2,400
                                                                                =======                 =======

See notes to consolidated financial statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                          Nine Months Ended
                                                          -----------------
                                                    July 2,                July 3,
                                                     1995                   1994
                                                     ----                   ----
Cash Paid For:
         Interest                                    $1,585                 $671
         Income Taxes                                $   -0-                $ -0-

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      REXON INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended July 2, 1995 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto for the year ended October 2, 1994, included in the 1994 Annual Report to Stockholders.

Certain reclassifications have been made to prior year amounts to conform with current year classifications.

NOTE B -- INVENTORIES

Inventories consist of the following:


                                                 July 2,         October 2,
                                                  1995             1994
                                                  ----             ----
                                                      (in thousands)
         Raw materials                           $14,099          $14,255
         Work-in-process                           5,072            7,870
         Finished products                         6,252            4,413
                                                 -------          -------
                                                 $25,423          $26,538
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

For purposes of the income per share computations, the net income (loss) attributable to common stock was computed by deducting (adding) preferred stock dividends from the Company's reported net income (loss) for the period.

NOTE D -- DISCONTINUED OPERATIONS

In the third quarter of fiscal year 1995, the Company entered into discussions with potential buyers of its software business segment which includes Sytron Corporation and Rexon Software. An agreement was entered into on July 25, 1995 for the sale of a substantial portion of the assets of Sytron Corporation to Arcada Software Corporation for $4,500,000. The Company anticipates that the sale of the remaining operations of such business segment will be completed by the end of calendar 1995.

The results below for the business segment being divested have been reported separately as discontinued operations in the consolidated statements of operations.

                                                        Quarter Ended                   Nine Months Ended
                                                        -------------                   -----------------
                                                   July 2,          July 3,          July 2,          July 3,
                                                    1995             1994             1995             1994
                                                    ----             ----             ----             ----
Sales                                              $2,704           $3,928           $9,601           $10,937
(Loss) Income before income taxes                    (866)             134           (1,398)              948
Income tax (benefit) expense                          -0-               10            -0-                 100
Net income (loss) from
discontinued operations                              (866)             124           (1,398)              848
                                                   ------           ------           ------           -------


The estimated loss on disposal of the discontinued operations is $16,141,000, which includes a provision for anticipated operating losses until disposal totaling approximately $950,000 and goodwill and capitalized software cost.

The net assets and liabilities relating to the software operations have been segregated on the consolidated balance sheet for the period ended July 2, 1995 from their historical classifications to separately identify them at their estimated net realizable value. As management completed the disposition of most of these assets in August 1995, and anticipate the remainder to occur in calendar 1995, the net assets of business held for sale have been classified in current assets.

NOTE E -- LONG TERM DEBT

The Company entered into a secured revolving credit agreement with Sanwa Business Credit Corporation in October 1994 (amended from time to time through July 1995) (the "Credit Agreement"), which provides for a total line of credit of up to $23 million, consisting of advances against eligible domestic and foreign accounts receivable. The credit agreement has financial covenants that require the Company to meet a quarterly pre-tax operating profit (loss) level in the third quarter of not greater than ($4.3) million, a leverage ratio of
5.5 to 1 or less and the actual ratio was 6.21 to 1, and a tangible net worth equal to or greater than $10.9 million and the actual was $10.9 million. At July 2, 1995, the Company was out of compliance with the profit and lever or ratio covenant, and the Company has entered into negotiations with its lender seeking to modify such covenants. There is, of course, no assurance that the Company will be successful in these efforts (see discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations).
As a result of such noncompliance the indebtedness of $19.9 million could be accelerated by its lender. Accordingly, at July 2, 1995 the borrowings have been classified as current.

NOTE F -- RESTRUCTURING AND REORGANIZATION, AND OTHER COSTS

During the third quarter, the Company announced the closure of its Solon, Ohio administration and distribution facility, and its repair center located in Puerto Rico. The total costs of these closures is approximately $2.6 million, including $1.6 million for Solon and $1.0 million for Puerto Rico. As of July 2, 1995 accrued closure costs amounted to approximately $1.3 million and is expected to be incurred in the fourth quarter of fiscal 1995. Accrued costs are primarily severance costs for employees for which notice of termination was given during the third quarter.

In addition, during the third quarter the Company completed its closure of Simi Valley and the Puerto Rico manufacturing facilities and identified inventory losses associated with these closures and further inventory which was considered obsolete for the continuing business. These items have been reported as a separate component of cost of goods due to the nature of the items noted.

PART 1.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentages which certain items of expense or income bear to the Company's net sales.

                                                                  Percentage of Net Sales
                                                       Quarter Ended                   Nine Months Ended
                                                       -------------                   -----------------
                                                  7/2/95           7/3/94           7/2/95           7/3/94
                                                  ------           ------           ------           ------
Net sales                                          100%             100%             100%             100%
Cost of goods sold                                  95%              76%              82%              77%
Other Costs                                          7%               0%               2%               0%
Selling, general and administrative                 18%              17%              16%              17%
Research & development                               6%               6%               5%               6%
Other, net                                           2%               1%               2%               1%
Restructuring and reorganization expense             7%               0%               2%               0%
Income (loss) before discontinued operations
   and income taxes                                (35%)              1%              (9%)             (1%)
Income taxes (benefit)                              (5%)              0%              (1%)              0%
Income (loss) from continuing operations
   before discontinued operations                  (30%)              1%              (8%)             (1%)
Income (loss) on discontinued business              (2%)              1%              (1%)              1%
Loss on disposal of discontinued business          (42%)              0%             (12%)              0%
Net income (loss)                                  (74%)              1%             (21%)              1%

Net sales decreased by $10.8 million or 22% in the third quarter of fiscal 1995 compared with the same quarter in fiscal 1994 and decreased by $9.0 million or 6% for the first nine months of fiscal 1995 over the same period of fiscal 1994. The decrease in revenues was principally due to the continuing softness in the markets for the Company's lower-capacity drive products, which was caused, in substantial part, by market uncertainties resulting from the introduction of the new TRAVAN format tape drives. The Company's objective is to increase revenues through the introduction of its new TRAVAN products.

Cost of goods sold as a percentage of net sales increased to 95% from 76% in the third quarter of fiscal 1995 and increased to 82% from 77% for the first nine months of fiscal 1995. The significant decrease in third quarter revenues was principally responsible for the major increase in the cost of goods sold as a percentage of net sales, as average selling prices and gross margins declined significantly due to the adverse market conditions noted above. The Company plans to improve gross margins through the introduction of its new products, including TRAVAN and by reducing the cost of its product by reducing factory overhead (closure of Solon) and by redesigning its products to take advantage of lower cost materials.

In addition, during the third quarter the Company completed its closure of Simi Valley and the Puerto Rico manufacturing facilities and identified inventory losses associated with these closures and further inventory which was considered obsolete for the continuing business.

These items have been reported as a separate component of cost of goods due to the nature of the items noted.

Selling, general and administrative expenses increased to 18% from 17% of net sales for the third fiscal quarters of fiscal 1995 and 1994, respectively, while decreasing to 16% from 17% for the first nine months of fiscal 1995 versus the first nine months of fiscal 1994. Actual selling, general and administrative expense decreased by $1.4 million, or 17%, for the third fiscal quarter of 1995 as compared to the third fiscal quarter of 1994, and decreased by $2.6 million, or 11%, for the first nine months of fiscal 1995 compared with the first nine months of fiscal 1994. These reductions results from the Company's restructuring plan, including facilities closure and reduced headcount.

Research and development expenditures remained constant at 6% of net sales for the third fiscal quarter of fiscal 1995 and fiscal 1994, while decreasing to 5% for the first nine months of fiscal 1995 from 6% for the first nine months of fiscal 1994. The Company continues to work on the development of new products, such as the TRAVAN product line, and cost reduced versions of the Company's existing products. Headcount reductions resulting from the Company's restructure plan account for the fall in absolute terms from the prior year.

During the third quarter, the Company announced the closure of its Solon, Ohio administration and distribution facility, and its repair center located in Puerto Rico. The total costs of these closures is approximately $2.6 million, including $1.6 million for Solon and $1.0 million for Puerto Rico. As of July 2, 1995, accrued closure costs amounted to approximately $1.3 million and is expected to be incurred in the fourth quarter of fiscal 1995. Accrued costs are primarily severance costs for employees for which notice of termination was given during the third quarter.

Income from continuing operations before income taxes as a percent of net sales decreased to (35%) in the third quarter of fiscal 1995 from 1% in the third quarter of fiscal 1994, while decreasing to (9%) from (1%) for the first nine months of fiscal 1995 as compared to the first nine months of fiscal 1994. The results of the third fiscal quarter of 1995 were significantly impacted by the reorganization and restructuring and other costs incurred, as well as the significant revenue and gross margin declines previously discussed.

As of July 2, 1995, the Company's balance of cash and cash equivalents was $0.8 million compared to $2.0 million at October 2, 1994. For the first nine months of fiscal 1995, net cash used by operating activities amounted to $2.7 million after taking into account an increase of $2.9 million in accounts receivable, a $3.2 million increase in inventories and prepaid expenses and a $4.0 million increase in accounts payable and accrued expenses. Major cash expenditures for investing activities for the period included the purchase of $2.1 million of capital equipment. Cash generated from financing activities include $5.5 million provided from the Company's line of credit and $1.4 million from issuance of common stock.

The Company entered into a secured revolving credit agreement with Sanwa Business Credit Corporation in October 1994 (amended from time to time through July 1995) (the "Credit Agreement"), which provides for a total line of credit of up to $23 million, consisting of advances against eligible domestic and foreign accounts receivable. The advances under the credit agreement are limited to eighty percent (80%) of eligible domestic accounts and sixty percent (60%) of eligible foreign accounts up to a maximum advance on eligible foreign accounts of $10 million. The credit agreement has financial covenants that require the Company to meet quarterly profit levels, specified leverage ratios, and certain levels of tangible net worth. At July 2, 1995, the Company was out of compliance with the required financial covenants (see Note E of Notes to Financial Statements), and the Company has entered into negotiations with its lender seeking to modify such covenants. The Company believes that such lender would be willing to enter into a further amendment to the Credit Agreement to bring the Company into compliance if it is successful in raising additional working capital through the placement of debt and/or the issuance of additional securities, and the Company is presently taking efforts in this regard. There is, of course, no assurance that the Company will be successful in these efforts nor that, even if successful, a Credit Agreement amendment will be completed; furthermore, any such financing could be materially dilutive to the existing stockholders. Pursuant to such proposed new financing, the Company is also seeking to modify payment terms to certain of its major vendors, and believes it necessary to issue common stock purchase warrants in this regard. The completion of such new financing is deemed to be essential to the Company.

PART II.         OTHER INFORMATION

ITEMS 1 THROUGH 5 - Not Applicable


ITEM 6 - Exhibits and Reports on Form 8-K

(a)  The following exhibits are included herein:

        10.1 Fifth Amendment to Loan and Security Agreement, dated May 15, 1995.

        10.2 Sixth Amendment to Loan and Security Agreement, dated July 1995.

        10.3 Asset Purchase Agreement by and among Rexon, Incorporated, Sytron Corporation and Arcada Software, Inc.

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



                                        REXON INCORPORATED
                                        (Registrant)





Dated:   August 15, 1995                /s/Irvin R. Reuling
                                        -----------------------------------
                                        Irvin R. Reuling
                                        Chief Financial Officer & Secretary
                                        (Principal Financial and
                                        Accounting Officer)